Form 10-K
period 1996-12-31
MONEY STORE TRUST 1996-D
filed 1997-03-31
CIK 1030649

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
               For the fiscal year ended December 31, 1996
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
               For the transition period from          to

                      Commission file number 33-58128-35

     The Money Store Inc. (as representative under a pooling and servicing agreement dated as of November 30, 1996 providing for the issuance of tms asset backed certificates, Series 1996-D) and each of the Originators listed on Schedule A attached hereto.

                             The Money Store Inc.
--------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)

   New Jersey
   ----------                            Applied For
(State or other jurisdiction             (I.R.S. Employer
of incorporation or                      Identification No.)
organization)

2840 Morris Avenue, Union, NJ                    07083
---------------------------------------        ----------
(Address of principal executive offices       (Zip Code)

                                 908-686-2000
                       ---------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange on
          Title of each class                 which registered
          -------------------           --------------------------
                 none                              none

          Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               ----------------
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  x    No
                                                 -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable

State the aggregate market value of the voting stock held by non-affiliates of
the registrant.   Not Applicable
Indicate the number of shares outstanding of each of the registrant's classes of
common stock, as of December 31, 1996.     Not Applicable

THIS ANNUAL REPORT ON FORM 10-K IS FILED PURSUANT TO A REQUEST FOR NO-ACTION LETTER FORWARDED TO THE OFFICE OF CHIEF COUNSEL DIVISION OF CORPORATION FINANCING, DATED JUNE 18, 1993 AND THE RESPONSE OF THE SEC DATED AUGUST 4, 1993 TO THE NO-ACTION REQUEST.

                                     PART I
                                     ------
Item 1.   BUSINESS
          --------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

Item 2.   PROPERTIES
          ----------

          Reference is made to the Annual Compliance Certificate attached as
          Exhibit 20 hereto.

          Reference is made to the Annual Statement attached as Exhibit 13 hereto.

Item 3.   LEGAL PROCEEDINGS
          -----------------

          NONE

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
          -------------------------------------------------

          None
                                 PART II
                                 -------

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

          There is no established trading market for Registrant's securities subject to this filing.

          Number of holders of record of the Certificates as of January 31,1997:
          168.
          ----

Item 6.   SELECTED FINANCIAL DATA
          -----------------------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          Reference is made to the Annual Compliance Certificate attached as
          Exhibit 20 hereto.

          Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          None.

                                 PART III
                                 --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          The following information is furnished as of January 31, 1997 as to each Certificateholder of record of more than 5% of the Certificates:

Title of Class                                   Name and Address                 Amount of             % of
                                               of Beneficial Owner                Notes of             Class
                                                                                 Beneficial
                                                                                   Owner
TMS Home Equity Loan Asset-Backed          Bear-Stearns Securities               4,500,000             7
 Certificates, Series 1996-D, Class A-1    Corp./Portal
                                           One Metrotech Center North
                                           4th Floor
                                           Brooklyn, NY 11201-3862

                                           Chase Manhattan Bank                  4,000,000             6
                                           Two Chase Manhattan Plaza,
                                           5th Floor
                                           New York, NY 10081

                                           Investors Fiduciary Trust            51,005,000            77
                                           Company/SSB
                                           Global Proxy Unit, A5NW
                                           P.O. Box 1631
                                           Boston, MA 02105-1631

                                           Northern Trust Co. - Trust            3,800,000             6
                                           801 S. Canal C-In
                                           Chicago, IL 60607

TMS Home Equity Loan Asset-Backed          Bankers Trust                         6,133,000             7
 Certificates, Series 1996-D, Class A-2    c/o BT Services Tennessee Inc.
                                           648 Grassmere Park Drive
                                           Nashville, TN 37211

Title of Class                                   Name and Address                 Amount of             % of
                                               of Beneficial Owner                Notes of             Class
                                                                                 Beneficial
                                                                                   Owner
                                           Boston Safe Deposit & Trust Co.       9,000,000            10
                                           c/o ADP Proxy Services
                                           51 Mercedes Way
                                           Edgewood, NY 11717

                                           Chase Manhattan Bank                  5,000,000             6
                                           Two Chase Manhattan Plaza,
                                           5th Floor
                                           New York, NY 10081

                                           Chase Manhattan                      39,250,000             6
                                           Bank/Chemical
                                           Auto Settle Department
                                           4 New York Plaza, 4th Floor
                                           New York, NY 10004

                                           Investors Fiduciary Trust            22,000,000            25
                                           Company/SSB
                                           Global Proxy Unit, A5NW
                                           P.O. Box 1631
                                           Boston, MA 02105-1631

TMS Home Equity Loan Asset-Backed          Bankers Trust                        14,968,000            16
Certificates, Series 1996-D, Class A-3     c/o BT Services Tennessee Inc.
                                           648 Grassmere Park Drive
                                           Nashville, TN 37211

                                           Boston Safe Deposit & Trust Co.       5,425,000             6
                                           c/o ADP Proxy Services
                                           51 Mercedes Way
                                           Edgewood, NY 11717

                                           Chase Manhattan Bank                 55,200,000            57
                                           Two Chase Manhattan Plaza,
                                           5th Floor
                                           New York, NY 10081

                                           Corestates Bank N.A.                  5,050,000             5
                                           P.O. Box 7618 F.C. #1-9-1-21
                                           Philadelphia, PA 19106-7618

TMS Home Equity Loan Asset-Backed          Bank of New York                      7,800,000            14
Certificates, Series 1996-D, Class A-4     925 Patterson Plank Road
                                           Secaucus, NJ 07094

                                           Bankers Trust                         8,300,000            15
                                           c/o BT Services Tennessee Inc.
                                           648 Grassmere Park Drive
                                           Nashville, TN 37211

                                           Boston Safe Deposit & Trust Co.       7,500,000            14
                                           c/o ADP Proxy Services
                                           51 Mercedes Way
                                           Edgewood, NY 11717


Title of Class                                   Name and Address                 Amount of             % of
                                               of Beneficial Owner                Notes of             Class
                                                                                 Beneficial
                                                                                   Owner
                                           Chase Manhattan Bank                  4,500,000             8
                                           Two Chase Manhattan Plaza,
                                           5th Floor
                                           New York, NY 10081

                                           First Union National Bank             3,500,000             6
                                           401 South Tryon Street
                                           TR OPSCMG NC 1151
                                           Charlotte, NC 28288

                                           Northern Trust Co. - Trust           10,600,000            20
                                           801 S. Canal C-In
                                           Chicago, IL 60607

                                           Wells Fargo Bank, National            7,000,000            13
                                           Association
                                           26610 West Agoura Road
                                           Calabasas, CA 91307

TMS Home Equity Loan Asset-Backed          Bankers Trust                         27,610,000           58
 Certificates, Series 1996-D, Class A-5    c/o BT Services Tennessee Inc.
                                           648 Grassmere Park Drive
                                           Nashville, TN 37211

                                           First National Bank of                 4,470,000            9
                                           Boston(The)
                                           c/o ADP Proxy Services
                                           51 Mercedes Way
                                           Edgewood, NY 11717

TMS Home Equity Loan Asset-Backed          Bank of New York                       4,000,000           11
 Certificates, Series 1996-D, Class A-6    925 Patterson Plank Road
                                           Secaucus, NJ 07094

                                           Bankers Trust                          5,500,000           15
                                           c/o BT Services Tennessee Inc.
                                           648 Grassmere Park Drive
                                           Nashville, TN 37211

                                           Chase Manhattan Bank                  10,000,000           27
                                           Two Chase Manhattan Plaza,
                                           5th Floor
                                           New York, NY 10081

Title of Class                                   Name and Address                 Amount of             % of
                                               of Beneficial Owner                Notes of             Class
                                                                                 Beneficial
                                                                                   Owner
                                           Chase Manhattan                        2,000,000            5
                                           Bank/Chemical
                                           Auto Settle Department
                                           4 New York Plaza, 4th Floor
                                           New York, NY 10004

                                           FTNA/First Bank National               2,750,000            8
                                           Association - Bond Dealer
                                           First Trust Center SPFT 0913
                                           180 East Fifth Street, 9th Floor
                                           St. Paul, MN 55101

                                           Investors Fiduciary Trust              5,000,000           14
                                           Company/SSB
                                           Global Proxy Unit, A5NW
                                           P.O. Box 1631
                                           Boston, MA 02105-1631

                                           PWI CMO Account                        6,000,000           16
                                           Government Securities Clearance
                                           1000 Harbor Blvd., 8th Floor
                                           Weehawken, NJ 07087

TMS Home Equity Loan Asset-Backed          Bankers Trust                          8,214,000           18
 Certificates, Series 1996-D, Class A-7    c/o BT Services Tennessee Inc.
                                           648 Grassmere Park Drive
                                           Nashville, TN 37211

                                           Boston Safe Deposit & Trust Co.       16,508,000           37
                                           c/o ADP Proxy Services
                                           51 Mercedes Way
                                           Edgewood, NY 11717

                                           Chase Manhattan Bank                  16,182,000           36
                                           Two Chase Manhattan Plaza,
                                           5th Floor
                                           New York, NY 10081

TMS Home Equity Loan Asset-Backed          Bank of New York                       5,350,000           13
 Certificates, Series 1996-D, Class A-9    925 Patterson Plank Road
                                           Secaucus, NJ 07094

                                           Chase Manhattan Bank, Trust            1,825,000            5
                                           Two Chase Manhattan Plaza, 5th Floor
                                           New York, NY 10081

                                           National City Bank                    20,000,000           50
                                           1900 East 9th Street
                                           Cleveland, OH 44114

Title of Class                                   Name and Address                 Amount of             % of
                                               of Beneficial Owner                Notes of             Class
                                                                                 Beneficial
                                                                                   Owner
                                            Northern Trust Co. - Trust            2,475,000            6
                                            801 S. Canal C-In
                                            Chicago, IL 60607

                                            SSB-Custodian                         6,350,000           16
                                            Global Proxy Unit, A5NW
                                            P.O. Box 1631
                                            Boston, MA 02105-1631

TMS Home Equity Loan Asset-Backed           Chase Manhattan Bank                300,000,000           86
 Certificates, Series 1996-D, Class A-10    Two Chase Manhattan Plaza,
                                            5th Floor
                                            New York, NY 10081

TMS Home Equity Loan Asset-Backed           Bankers Trust                        10,500,000           14
 Certificates, Series 1996-D, Class A-11    c/o BT Services Tennessee Inc.
                                            648 Grassmere Park Drive
                                            Nashville, TN 37211

                                            Swiss American Securities, Inc.      50,000,000           65
                                            100 Wall Street
                                            New York, NY 10005

TMS Home Equity Loan Asset-Backed           Bankers Trust                         9,590,000           28
 Certificates, Series 1996-D, Class A-12    c/o BT Services Tennessee Inc.
                                            648 Grassmere Park Drive
                                            Nashville, TN 37211

                                            Bankers Trust                        20,000,000           58
                                            c/o BT Services Tennessee Inc.
                                            648 Grassmere Park Drive
                                            Nashville, TN 37211

                                            Citicorp Services, Inc.               5,000,000           14
                                            P.O. Box 30576
                                            Tampa, FL 33630-3576

TMS Home Equity Loan Asset-Backed           Bankers Trust                        15,937,000           58
 Certificates, Series 1996-D, Class A-13    c/o BT Services Tennessee Inc.
                                            648 Grassmere Park Drive
                                            Nashville, TN 37211


Title of Class                                   Name and Address                 Amount of             % of
                                               of Beneficial Owner                Notes of             Class
                                                                                 Beneficial
                                                                                   Owner
TMS Home Equity Loan Asset-Backed          Bankers Trust                          2,270,000           14
 Certificates, Series 1996-D, Class A-14   c/o BT Services Tennessee Inc.
                                           648 Grassmere Park Drive
                                           Nashville, TN 37211

                                           Chase Manhattan Bank                   4,000,000           25
                                           Two Chase Manhattan Plaza,
                                           5th Floor
                                           New York, NY 10081

                                           Investors Bank &                       3,730,000           23
                                           Trust/M.F. Custody
                                           89 South Street 6th Floor
                                           Corp. Action Dept.
                                           Boston, MA 02111

                                           SSB-Custodian                          5,909,000           37
                                           Global Proxy Unit, A5NW
                                           P.O. Box 1631
                                           Boston, MA 02105-1631

TMS Home Equity Loan Asset-Backed         Chase Manhattan                        10,000,000           51
 Certificates, Series 1996-D, Class A-15  Bank/Chemical
                                          Auto Settle Department
                                          4 New York Plaza, 4th Floor
                                          New York, NY 10004

                                          SSB-Custodian                           9,426,000           49
                                          Global Proxy Unit, A5NW
                                          P.O. Box 1631
                                          Boston, MA 02105-1631

TMS Home Equity Loan Asset-Backed         Boston Safe Deposit &                  10,000,000          100
 Certificates, Series 1996-D, Class A-16  Trust Co.
                                          c/o ADP Proxy Services
                                          51 Mercedes Way
                                          Edgewood, NY 11717


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          (a)    None

          (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.



                              PART IV
                              -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

          1. The consolidated financial statements of MBIA Insurance Corporation (the surety provider for TMS Home Equity Loan Asset Backed Certificates, Series 1996-D) and subsidiaries contained in the annual report on form 10-k for the year ended December 31, 1996 which has been filed with the SEC by MBIA Inc. on March 27, 1997 is hereby incorporated herein by reference.

          2.   Not Applicable

          3.  Exhibits
              --------

               13.  Annual Statement

               20.  Annual Compliance Certificate

               99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.


          (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 27th day of March, 1997.

THE MONEY STORE INC., as Representative

BY: /s/   Marc Turtletaub
  ---------------------------------
  MARC TURTLETAUB
  PRESIDENT AND
  CHIEF EXECUTIVE OFFICER


BY: /s/   Morton Dear
  ---------------------------------
  MORTON DEAR
  EXECUTIVE VICE PRESIDENT
  CHIEF FINANCIAL OFFICER
  (PRINCIPAL FINANCIAL OFFICER)


BY: /s/   James K. Ransom
  ---------------------------------
  JAMES K. RANSOM
  VICE PRESIDENT
  (PRINCIPAL ACCOUNTING OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March, 1997.


BY: /s/   Alan Turtletaub
  ---------------------------------
  ALAN TURTLETAUB
  EXECUTIVE VICE PRESIDENT
  CHAIRMAN OF THE BOARD OF DIRECTORS


BY: /s/   Marc Turtletaub
   ---------------------------------
  MARC TURTLETAUB
  PRESIDENT AND
  CHIEF EXECUTIVE OFFICER
  DIRECTOR


BY: /s/   Morton Dear
   ---------------------------------
  MORTON DEAR
  EXECUTIVE VICE PRESIDENT
  CHIEF FINANCIAL OFFICER
  (PRINCIPAL FINANCIAL OFFICER)
  DIRECTOR


BY: /s/   Harry Puglisi
   ---------------------------------
  HARRY PUGLISI
  TREASURER
  DIRECTOR

                                   Schedule A

                              List of Originators
                              -------------------
                                     1996-D
                                     ------


                         The Money Store/Minnesota Inc.
                           The Money Store/D.C. Inc.
                         The Money Store/Kentucky Inc.
                       The Money Store Home Equity Corp.
                               TMS Mortgage Inc.